Form 10-Q
period 2001-09-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-2 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5
filed 2001-11-13
CIK 860744, 854066, 850428, 850427, 869801, 863832

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

Commission File Number:

      P-1:  0-17800           P-3:  0-18306           P-5:  0-18637
      P-2:  0-17801           P-4:  0-18308           P-6:  0-18937

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
    ---------------------------------------------------------------------
         (Exact name of Registrant as specified in its Articles)


                                               P-1 73-1330245
                                               P-2 73-1330625
              P-1 and P-2:                     P-3 73-1336573
                 Texas                         P-4 73-1341929
             P-3 through P-6:                  P-5 73-1353774
                Oklahoma                       P-6 73-1357375
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                      Number)
           organization)


       Two West Second Street, Tulsa, Oklahoma              74103
     ------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  232,770        $  284,937
   Accounts receivable:
      Net Profits                                176,349           280,155
                                              ----------        ----------
        Total current assets                  $  409,119        $  565,092

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 812,555           892,090
                                              ----------        ----------
                                              $1,221,674        $1,457,182
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   74,607)      ($   64,717)
   Limited Partners, issued and
      outstanding, 108,074 units               1,296,281         1,521,899
                                              ----------        ----------
        Total Partners' capital               $1,221,674        $1,457,182
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ----------        ----------

REVENUES:
   Net Profits                                  $249,054          $312,575
   Interest income                                 2,374             2,812
   Gain on sale of Net Profits
      Interests                                        -            23,453
                                                --------          --------
                                                $251,428          $338,840

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 32,976          $ 32,165
   General and administrative
      (Note 2)                                    30,842            31,296
                                                --------          --------
                                                $ 63,818          $ 63,461
                                                --------          --------

NET INCOME                                      $187,610          $275,379
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 21,491          $ 30,152
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $166,119          $245,227
                                                ========          ========
NET INCOME per unit                             $   1.54          $   2.27
                                                ========          ========
UNITS OUTSTANDING                                108,074           108,074
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                               ------------       --------

REVENUES:
   Net Profits                                  $1,108,652        $896,241
   Interest income                                   8,847           7,152
   Gain (loss) on sale of Net Profits
      Interests                                (       680)         36,401
                                                ----------        --------
                                                $1,116,819        $939,794

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  101,762        $106,361
   General and administrative
      (Note 2)                                     106,551          99,948
                                                ----------        --------
                                                $  208,313        $206,309
                                                ----------        --------

NET INCOME                                      $  908,506        $733,485
                                                ==========        ========
GENERAL PARTNER - NET INCOME                    $   99,124        $ 82,206
                                                ==========        ========
LIMITED PARTNERS - NET INCOME                   $  809,382        $651,279
                                                ==========        ========
NET INCOME per unit                             $     7.49        $   6.03
                                                ==========        ========
UNITS OUTSTANDING                                  108,074         108,074
                                                ==========        ========





         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-1
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                    2001            2000
                                                ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  908,506       $733,485
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                   101,762        106,361
      (Gain) loss on sale of Net Profits
        Interests                                       680      (  36,401)
      (Increase) decrease in accounts
        receivable - Net Profits                    103,806      (  76,137)
                                                 ----------       --------
Net cash provided by operating
   activities                                    $1,114,754       $727,308
                                                 ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   22,907)     ($ 17,832)
   Proceeds from sale of Net Profits
      Interests                                           -         38,451
                                                 ----------       --------
Net cash provided (used) by investing
   activities                                   ($   22,907)      $ 20,619
                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,144,014)     ($653,601)
                                                 ----------       --------
Net cash used by financing activities           ($1,144,014)     ($653,601)
                                                 ----------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($   52,167)      $ 94,326

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              284,937        182,743
                                                 ----------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  232,770       $277,069
                                                 ==========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                             COMBINED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  185,166       $  223,864
   Accounts receivable:
      Net Profits                                 140,426          229,168
                                               ----------       ----------
        Total current assets                   $  325,592       $  453,032

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  715,513          761,996
                                               ----------       ----------
                                               $1,041,105       $1,215,028
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   53,203)     ($   48,478)
   Limited Partners, issued and
      outstanding, 90,094 units                 1,094,308        1,263,506
                                               ----------       ----------
        Total Partners' capital                $1,041,105       $1,215,028
                                               ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                               --------          --------

REVENUES:
   Net Profits                                 $188,436          $249,058
   Interest income                                1,855             2,170
   Gain on sale of Net Profits
      Interests                                       -            17,091
                                               --------          --------
                                               $190,291          $268,319

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 26,617          $ 27,032
   General and administrative
      (Note 2)                                   25,890            26,219
                                               --------          --------
                                               $ 52,507          $ 53,251
                                               --------          --------

NET INCOME                                     $137,784          $215,068
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 15,988          $ 23,723
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $121,796          $191,345
                                               ========          ========
NET INCOME per unit                            $   1.35          $   2.12
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                              ----------         --------

REVENUES:
   Net Profits                                 $867,489          $687,453
   Interest income                                6,790             5,552
   Gain (loss) on sale of Net Profits
      Interests                               (     663)           26,051
                                               --------          --------
                                               $873,616          $719,056

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 82,435          $ 87,584
   General and administrative
      (Note 2)                                   91,690            83,568
                                               --------          --------
                                               $174,125          $171,152
                                               --------          --------

NET INCOME                                     $699,491          $547,904
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 76,689          $ 62,118
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $622,802          $485,786
                                               ========          ========
NET INCOME per unit                            $   6.91          $   5.39
                                               ========          ========
UNITS OUTSTANDING                                90,094            90,094
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2 LIMITED PARTNERSHIP
                         GEODYNE NPI PARTNERSHIP P-2
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001               2000
                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $699,491           $547,904
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 82,435             87,584
      (Gain) loss on sale of Net Profits
        Interests                                    663          (  26,051)
      (Increase) decrease in accounts
        receivable - Net Profits                  88,742          (  60,544)
                                                --------           --------
Net cash provided by operating
   activities                                   $871,331           $548,893
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 36,615)         ($ 12,176)
   Proceeds from sale of Net Profits
      Interests                                        -             29,292
                                                --------           --------
Net cash provided (used) by investing
   activities                                  ($ 36,615)          $ 17,116
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($873,414)         ($493,994)
                                                --------           --------
Net cash used by financing activities          ($873,414)         ($493,994)
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 38,698)          $ 72,015

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           223,864            148,106
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $185,166           $220,121
                                                ========           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  371,121        $  416,457
   Accounts receivable:
      General Partner (Note 2)                         -               512
      Net Profits                                262,666           428,390
                                              ----------        ----------
        Total current assets                  $  633,787        $  845,359

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method               1,336,406         1,420,233
                                              ----------        ----------
                                              $1,970,193        $2,265,592
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   69,419)      ($   86,997)
   Limited Partners, issued and
      outstanding, 169,637 units               2,039,612         2,352,589
                                              ----------        ----------
        Total Partners' capital               $1,970,193        $2,265,592
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                                --------          --------

REVENUES:
   Net Profits                                  $352,647          $464,186
   Interest income                                 3,581             4,235
   Gain on sale of Net Profits
      Interests                                        -            31,644
                                                --------          --------
                                                $356,228          $500,065

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 49,390          $ 50,181
   General and administrative
      (Note 2)                                    47,860            48,514
                                                --------          --------
                                                $ 97,250          $ 98,695
                                                --------          --------

NET INCOME                                      $258,978          $401,370
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 29,985          $ 44,230
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $228,993          $357,140
                                                ========          ========
NET INCOME per unit                             $   1.35          $   2.11
                                                ========          ========
UNITS OUTSTANDING                                169,637           169,637
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001            2000
                                               ------------     ----------

REVENUES:
   Net Profits                                  $1,616,810      $1,276,693
   Interest income                                  12,931          11,009
   Gain (loss) on sale of Net Profits
      Interests                                (     1,304)         48,189
                                                ----------      ----------
                                                $1,628,437      $1,335,891

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  152,680      $  162,410
   General and administrative
      (Note 2)                                     157,456         155,757
                                                ----------      ----------
                                                $  310,136      $  318,167
                                                ----------      ----------

NET INCOME                                      $1,318,301      $1,017,724
                                                ==========      ==========
GENERAL PARTNER - NET INCOME                    $  144,278      $  100,932
                                                ==========      ==========
LIMITED PARTNERS - NET INCOME                   $1,174,023      $  916,792
                                                ==========      ==========
NET INCOME per unit                             $     6.92      $     5.41
                                                ==========      ==========
UNITS OUTSTANDING                                  169,637         169,637
                                                ==========      ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3
                         GEODYNE NPI PARTNERSHIP P-3
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001            2000
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,318,301      $1,017,724
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                  152,680         162,410
      (Gain) loss on sale of Net Profits
        Interests                                    1,304     (    48,189)
      Decrease in accounts receivable -
        General Partner                                512               -
      (Increase) decrease in accounts
        receivable - Net Profits                   165,724     (   113,853)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,638,521      $1,018,092
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   70,157)    ($   22,468)
   Proceeds from sale of Net Profits
      Interests                                          -          54,375
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                  ($   70,157)     $   31,907
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,613,700)    ($  924,836)
                                                ----------      ----------
Net cash used by financing activities          ($1,613,700)    ($  924,836)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   45,336)     $  125,163

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             416,457         284,040
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  371,121      $  409,203
                                                ==========      ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  423,990        $  439,461
   Accounts receivable:
      Net Profits                                475,123           526,603
                                              ----------        ----------
        Total current assets                  $  899,113        $  966,064

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                 776,022           750,294
                                              ----------        ----------
                                              $1,675,135        $1,716,358
                                              ==========        ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,077)      ($   54,697)
   Limited Partners, issued and
      outstanding, 126,306 units               1,730,212         1,771,055
                                              ----------        ----------
        Total Partners' capital               $1,675,135        $1,716,358
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                                --------          --------

REVENUES:
   Net Profits                                  $642,677          $426,208
   Interest income                                 3,302             3,188
   Gain on sale of Net Profits
      Interests                                        -             4,702
                                                --------          --------
                                                $645,979          $434,098

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 54,769          $ 49,206
   General and administrative
      (Note 2)                                    35,822            36,303
                                                --------          --------
                                                $ 90,591          $ 85,509
                                                --------          --------

NET INCOME                                      $555,388          $348,589
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 60,138          $ 38,968
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $495,250          $309,621
                                                ========          ========
NET INCOME per unit                             $   3.92          $   2.45
                                                ========          ========
UNITS OUTSTANDING                                126,306           126,306
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001             2000
                                               ------------       --------

REVENUES:
   Net Profits                                  $1,807,266        $968,966
   Interest income                                  13,746           7,715
   Gain (loss) on sale of Net Profits
      Interests                                (       813)          5,225
                                                ----------        --------
                                                $1,820,199        $981,906

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  121,132        $139,323
   General and administrative
      (Note 2)                                     121,640         116,364
                                                ----------        --------
                                                $  242,772        $255,687
                                                ----------        --------

NET INCOME                                      $1,577,427        $726,219
                                                ==========        ========
GENERAL PARTNER - NET INCOME                    $  167,270        $ 84,389
                                                ==========        ========
LIMITED PARTNERS - NET INCOME                   $1,410,157        $641,830
                                                ==========        ========
NET INCOME per unit                             $    11.16        $   5.08
                                                ==========        ========
UNITS OUTSTANDING                                  126,306         126,306
                                                ==========        ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4
                         GEODYNE NPI PARTNERSHIP P-4
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001             2000
                                             ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,577,427        $726,219
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                121,132         139,323
      (Gain) loss on sale of Net
        Profits Interests                            813       (   5,225)
      (Increase) decrease in accounts
        receivable - Net Profits                  51,480       ( 150,134)
                                              ----------        --------
Net cash provided by operating
   activities                                 $1,750,852        $710,183
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  148,286)      ($    594)
   Proceeds from sale of Net Profits
      Interests                                      613          21,061
                                              ----------        --------
Net cash provided (used) by
   investing activities                      ($  147,673)       $ 20,467
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,618,650)      ($579,924)
                                              ----------        --------
Net cash used by financing
   activities                                ($1,618,650)      ($579,924)
                                              ----------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($   15,471)       $150,726

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           439,461         188,928
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  423,990        $339,654
                                              ==========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                              September 30,     December 31,
                                                  2001              2000
                                              ------------     -------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  309,381       $  440,454
   Accounts receivable:
      Net Profits                                 136,015          351,685
                                               ----------       ----------
        Total current assets                   $  445,396       $  792,139

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                  688,750          730,201
                                               ----------       ----------
                                               $1,134,146       $1,522,340
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   71,754)     ($   60,882)
   Limited Partners, issued and
      outstanding, 118,449 units                1,205,900        1,583,222
                                               ----------       ----------
        Total Partners' capital                $1,134,146       $1,522,340
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)



                                                  2001              2000
                                                --------          --------

REVENUES:
   Net Profits                                  $236,933          $404,290
   Interest income                                 3,362             3,796
                                                --------          --------
                                                $240,295          $408,086

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 22,501          $ 39,905
   General and administrative
      (Note 2)                                    33,641            34,101
                                                --------          --------
                                                $ 56,142          $ 74,006
                                                --------          --------

NET INCOME                                      $184,153          $334,080
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  9,940          $ 18,110
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $174,213          $315,970
                                                ========          ========
NET INCOME per unit                             $   1.47          $   2.67
                                                ========          ========
UNITS OUTSTANDING                                118,449           118,449
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)



                                                 2001               2000
                                             ------------         --------

REVENUES:
   Net Profits                                $1,570,832          $941,069
   Interest income                                14,671             9,118
   Gain (loss) on sale of Net
      Profits Interests                      (       246)           49,040
                                              ----------          --------
                                              $1,585,257          $999,227

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                               $   75,392          $112,605
   General and administrative
      (Note 2)                                   115,170           109,261
                                              ----------          --------
                                              $  190,562          $221,866
                                              ----------          --------

NET INCOME                                    $1,394,695          $777,361
                                              ==========          ========
GENERAL PARTNER - NET INCOME                  $   72,017          $ 41,615
                                              ==========          ========
LIMITED PARTNERS - NET INCOME                 $1,322,678          $735,746
                                              ==========          ========
NET INCOME per unit                           $    11.17          $   6.21
                                              ==========          ========
UNITS OUTSTANDING                                118,449           118,449
                                              ==========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
                         GEODYNE NPI PARTNERSHIP P-5
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001             2000
                                             ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,394,695        $777,361
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                 75,392         112,605
      (Gain) loss on sale of Net
        Profits Interests                            246       (  49,040)
      (Increase) decrease in accounts
        receivable - Net Profits                 215,670       ( 126,818)
                                              ----------        --------
Net cash provided by operating
   activities                                 $1,686,003        $714,108
                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   34,187)      ($  2,837)
   Proceeds from sale of Net Profits
      Interests                                        -          49,040
                                              ----------        --------
Net cash provided (used) by
   investing activities                      ($   34,187)       $ 46,203
                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,782,889)      ($626,374)
                                              ----------        --------
Net cash used by financing
   activities                                ($1,782,889)      ($626,374)
                                              ----------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  131,073)       $133,937

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           440,454         217,441
                                              ----------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  309,381        $351,378
                                              ==========        ========


         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  515,449       $  691,186
   Accounts receivable:
      Net Profits                                 179,595          429,205
                                               ----------       ----------
        Total current assets                   $  695,044       $1,120,391

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                1,374,512        1,504,674
                                               ----------       ----------
                                               $2,069,556       $2,625,065
                                               ==========       ==========

                         PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   76,676)     ($   75,505)
   Limited Partners, issued and
      outstanding, 143,041 units                2,146,232        2,700,570
                                               ----------       ----------
        Total Partners' capital                $2,069,556       $2,625,065
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                                --------          --------

REVENUES:
   Net Profits                                  $404,161          $722,132
   Interest income                                 5,040             5,857
   Gain on sale of Net Profits
      Interests                                   37,810                 -
                                                --------          --------
                                                $447,011          $727,989

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $ 46,995          $ 79,141
   General and administrative
      (Note 2)                                    40,421            41,038
                                                --------          --------
                                                $ 87,416          $120,179
                                                --------          --------

NET INCOME                                      $359,595          $607,810
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 39,685          $ 33,263
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $319,910          $574,547
                                                ========          ========
NET INCOME per unit                             $   2.23          $   4.02
                                                ========          ========
UNITS OUTSTANDING                                143,041           143,041
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

     GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                   2001            2000
                                                ----------      ----------

REVENUES:
   Net Profits                                  $2,172,897      $1,689,429
   Interest income                                  20,889          13,632
   Gain on sale of Net Profits
      Interests                                     37,720          21,094
                                                ----------      ----------
                                                $2,231,506      $1,724,155

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                 $  144,904      $  223,350
   General and administrative
      (Note 2)                                     135,559         131,600
                                                ----------      ----------
                                                $  280,463      $  354,950
                                                ----------      ----------

NET INCOME                                      $1,951,043      $1,369,205
                                                ==========      ==========
GENERAL PARTNER - NET INCOME                    $  122,381      $   76,270
                                                ==========      ==========
LIMITED PARTNERS - NET INCOME                   $1,828,662      $1,292,935
                                                ==========      ==========
NET INCOME per unit                             $    12.78      $     9.04
                                                ==========      ==========
UNITS OUTSTANDING                                  143,041         143,041
                                                ==========      ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
                         GEODYNE NPI PARTNERSHIP P-6
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,951,043        $1,369,205
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depletion of Net Profits
        Interests                                144,904           223,350
      Gain on sale of Net Profits
        Interests                            (    37,720)      (    21,094)
      (Increase) decrease in accounts
        receivable -  Net Profits                249,610       (   221,719)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $2,307,837        $1,349,742
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   14,742)      ($   42,291)
   Proceeds from sale of Net Profits
      Interests                                   37,720            21,094
                                              ----------        ----------
Net cash provided (used) by investing
   activities                                 $   22,978       ($   21,197)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,506,552)      ($1,067,980)
                                              ----------        ----------
Net cash used by financing
   activities                                ($2,506,552)      ($1,067,980)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  175,737)       $  260,565

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           691,186           339,386
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  515,449        $  599,951
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2001, combined statements of operations for the three and nine months ended September 30, 2001 and 2000, and combined statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the Geodyne Institutional/Pension Energy Income Limited Partnerships, without audit. Each limited partnership is a general partner in the related Geodyne NPI Partnership (the "NPI Partnerships") in which Geodyne Resources, Inc. serves as the managing partner. For the purposes of these financial statements, the general partner and managing partner are collectively referred to as the "General Partner" and the limited partnerships and NPI Partnerships are collectively referred to as the "Partnerships". In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2001, the combined results of operations for the three and nine months ended September 30, 2001 and 2000, and the combined cash flows for the nine months ended September 30, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      As used in these financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which the Partnerships' Net Profits Interests are carved are referred to as "Working Interests".

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      NET PROFITS INTERESTS
      ---------------------

      The Partnerships follow the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the NPI Partnerships capitalize all acquisition costs. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the NPI Partnership of Net Profits Interests acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. Impairment of Net Profits Interests is recognized based upon an individual property assessment.

      Depletion of the costs of Net Profits Interests is computed on the unit-of-production method. The Partnerships' calculation of depletion of its Net Profits Interests includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the owners of the Working Interests to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the Net Profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships' Statements of Cash Flows.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                   $2,402                  $28,440
               P-2                    2,181                   23,709
               P-3                    3,220                   44,640
               P-4                    2,582                   33,240
               P-5                    2,471                   31,170
               P-6                    2,780                   37,641

      During the nine months ended September 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $21,231                 $ 85,320
               P-2                   20,563                   71,127
               P-3                   23,536                  133,920
               P-4                   21,920                   99,720
               P-5                   21,660                   93,510
               P-6                   22,636                  112,923

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The receivable from the General Partner at December 31, 2000 for the P-3 Partnership represents accrued proceeds and interest due from the General Partner for the sale of certain oil and gas properties during 2000. Such amount was collected subsequent to December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


GENERAL
-------

      The Partnerships are engaged in the business of acquiring Net Profits Interests in producing oil and gas properties located in the continental United States. In general, a Partnership acquired passive interests in producing properties and does not directly engage in development drilling or enhanced recovery projects. Therefore, the economic life of each limited partnership, and its related NPI Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. A Net Profits Interest entitles the Partnerships to a portion of the oil and gas sales less operating and production expenses and development costs generated by the owner of the underlying Working Interests. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                                             Limited
                                     Date of             Partner Capital
              Partnership          Activation             Contributions
              -----------       ------------------       ---------------

                 P-1            October 25, 1988           $10,807,400
                 P-2            February 9, 1989             9,009,400
                 P-3            May 10, 1989                16,963,700
                 P-4            November 21, 1989           12,630,600
                 P-5            February 27, 1990           11,844,900
                 P-6            September 5, 1990           14,304,100

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the Partnerships' Net Profits Interests less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      P-1 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $249,054         $312,575
      Barrels produced                               6,208            4,127
      Mcf produced                                  66,886           73,707
      Average price/Bbl                           $  23.61         $  28.42
      Average price/Mcf                           $   2.87         $   3.41

      As shown in the table above, total Net Profits decreased $63,521 (20.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30,

      2000. Of this decrease, approximately (i) $30,000 and $37,000, respectively, were related to decreases in the average prices of oil and gas sold, (ii) $33,000 was related to an increase in production expenses, and (iii) $23,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $59,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 2,081 barrels, while volumes of gas sold decreased 6,821 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2001. The increase in production expenses was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. Average oil and gas prices decreased to $23.61 per barrel and $2.87 per Mcf, respectively, for the three months ended September 30, 2001 from $28.42 per barrel and $3.41 per Mcf, respectively, for the three months ended September 30, 2000.

      Depletion of Net Profits Interests increased $811 (2.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to the increase in volumes of oil sold. This increase was significantly offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense increased to 13.2% for the three months ended September 30, 2001 from 10.3% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $454 (1.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of Net Profits, these expenses increased to 12.4% for the three months ended September 30, 2001 from 10.0% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001            2000
                                                  ----------       --------
      Net Profits                                 $1,108,652       $896,241
      Barrels produced                                17,342         14,610
      Mcf produced                                   217,302        237,938
      Average price/Bbl                           $    26.18       $  27.92
      Average price/Mcf                           $     4.17       $   2.85

      As shown in the table above, total Net Profits increased $212,411 (23.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately (i) $287,000 was related to an increase in the average price of gas sold and
      (ii) $76,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $62,000 related to an increase in production expenses, (ii) $59,000 related to a decrease in volumes of gas sold, and (iii) $30,000 related to a decrease in the average price of oil sold. Volumes of oil sold increased 2,732 barrels, while volumes of gas sold decreased 20,636 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2001. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2001 and (ii) an increase in production taxes associated with the increase in Net Profits. Average oil prices decreased to $26.18 per barrel for the nine months ended
      September 30, 2001 from $27.92 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.17 per Mcf for the nine months ended September 30, 2001 from $2.85 per Mcf for the nine months ended September 30, 2000.

      Depletion of Net Profits Interests decreased $4,599 (4.3%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, this expense decreased to 9.2% for the nine months ended September 30, 2001 from 11.9% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $6,603 (6.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, these expenses decreased to 9.6% for the nine months ended September 30, 2001 from 11.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2001 were $13,839,558 or 128.06% of the Limited Partners' capital contributions.

      P-2 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2001               2000
                                                  --------         --------
      Net Profits                                 $188,436         $249,058
      Barrels produced                               4,322            2,913
      Mcf produced                                  55,133           60,875
      Average price/Bbl                           $  23.63         $  28.45
      Average price/Mcf                           $   2.87         $   3.51

      As shown in the table above, total Net Profits decreased $60,622 (24.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately (i)
      $21,000 and $35,000, respectively, were related to decreases in the average prices of oil and gas sold, (ii) $25,000 was related to an increase in production expenses, and (iii) $20,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $40,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 1,409 barrels, while volumes of gas sold decreased 5,742 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2001. The increase in production expenses was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. Average oil and gas prices decreased to $23.63 per barrel and $2.87 per Mcf, respectively, for the three months ended September 30, 2001 from $28.45 per barrel and $3.51 per Mcf, respectively, for the three months ended September 30, 2000.

      Depletion of Net Profits Interests decreased $415 (1.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was significantly offset by the increase in volumes of oil sold. As a percentage of Net Profits, this expense increased to 14.1% for the three months ended September 30, 2001 from 10.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $329 (1.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of Net Profits, these expenses increased to 13.7% for the three months ended September 30, 2001 from 10.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $867,489         $687,453
      Barrels produced                              12,159           10,274
      Mcf produced                                 178,115          192,221
      Average price/Bbl                           $  26.19         $  27.92
      Average price/Mcf                           $   4.24         $   2.91

      As shown in the table above, total Net Profits increased $180,036 (26.2%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately (i) $238,000 was related to an increase in the average price of gas sold and
      (ii) $53,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $49,000 related to an increase in production expenses, (ii) $41,000 related to a decrease in volumes of gas sold, and (iii) $21,000 related to a decrease in the average price of oil sold. Volumes of oil sold increased 1,885 barrels, while volumes of gas sold decreased 14,106 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2001. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2001 and (ii) an increase in production taxes associated with the increase in Net Profits. Average oil prices decreased to $26.19 per barrel for the nine months ended September 30, 2001 from $27.92 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.24 per Mcf for the nine months ended September 30, 2001 from $2.91 per Mcf for the nine months ended September 30, 2000.

      Depletion of Net Profits Interests decreased $5,149 (5.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, this expense decreased to 9.5% for the nine months ended September 30, 2001 from 12.7% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $8,122 (9.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, these expenses decreased to 10.6% for the nine months ended September 30, 2001 from 12.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2001 were $10,550,561 or 117.11% of the Limited Partners' capital contributions.

      P-3 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $352,647         $464,186
      Barrels produced                               7,987            5,385
      Mcf produced                                 103,271          113,848
      Average price/Bbl                           $  23.62         $  28.44
      Average price/Mcf                           $   2.88         $   3.51

      As shown in the table above, total Net Profits decreased $111,539 (24.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately (i)
      $39,000 and $65,000, respectively, were related to decreases in the average prices of oil and gas sold, (ii) $45,000 was related to an increase in production expenses, and (iii) $37,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $74,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 2,602 barrels, while volumes of gas sold decreased 10,577 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2001. The increase in production expenses was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. Average oil and gas prices decreased to $23.62 per barrel and $2.88 per Mcf, respectively, for the three months ended September 30, 2001 from $28.44 per barrel and $3.51 per Mcf, respectively, for the three months ended September 30, 2000.

      Depletion of Net Profits Interests decreased $791 (1.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was significantly offset by the increase in volumes of oil sold. As a percentage of Net Profits, this expense increased to 14.0% for the three months ended September 30, 2001 from 10.8% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $654 (1.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of Net Profits, these expenses increased to 13.6% for the three months ended September 30, 2001 from 10.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001           2000
                                                  ----------     ----------
      Net Profits                                 $1,616,810     $1,276,693
      Barrels produced                                22,474         18,997
      Mcf produced                                   332,544        359,055
      Average price/Bbl                           $    26.19     $    27.92
      Average price/Mcf                           $     4.25     $     2.90

      As shown in the table above, total Net Profits increased $340,117 (26.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately (i) $449,000 was related to an increase in the average price of gas sold and
      (ii) $97,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of approximately (i) $90,000 related to an increase in production expenses,
      (ii) $77,000 related to a decrease in volumes of gas sold, and (iii) $39,000 related to a decrease in the average price of oil sold. Volumes of oil sold increased 3,477 barrels, while volumes of gas sold decreased 26,511 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during early 2001. The increase in production expenses was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2001 and (ii) an increase in production taxes associated with the increase in Net Profits. Average oil prices decreased to $26.19 per barrel for the nine months ended September 30, 2001 from $27.92 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.25 per Mcf for the nine months ended September 30, 2001 from $2.90 per Mcf for the nine months ended September 30, 2000.

      Depletion of Net Profits Interests decreased $9,730 (6.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, this expense decreased to 9.4% for the nine months ended September 30, 2001 from 12.7% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $1,699 (1.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, these expenses decreased to 9.7% for the nine months ended September 30, 2001 from 12.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2001 were $19,202,401 or 113.20% of the Limited Partners' capital contributions.

      P-4 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $642,677         $426,208
      Barrels produced                              16,847            6,218
      Mcf produced                                 101,765           87,791
      Average price/Bbl                           $  25.47         $  29.33
      Average price/Mcf                           $   3.04         $   4.13

      As shown in the table above, total Net Profits increased $216,469 (50.8%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this increase, approximately $312,000 and $58,000, respectively, were related to increases in volumes of oil and gas sold, and approximately $23,000 was related to a decrease in production expenses. These increases were partially offset by decreases of approximately $65,000 and $112,000, respectively, related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 10,629 barrels and 13,974 Mcf, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of a new well during mid 2000 and (ii) increased production on another significant well due to the successful recompletion of that well during 2001. These increases were partially offset by normal declines in production. The decrease in production expenses was primarily due to workover expenses incurred on two significant wells during the three months ended September 30, 2000. This decrease was partially offset by (i) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold and (ii) an increase in production taxes associated with the increase in Net Profits. Average oil and gas prices decreased to $25.47 per barrel and $3.04 per Mcf, respectively, for the three months ended September 30, 2001 from $29.33 per barrel and $4.13 per Mcf, respectively, for the three months ended September 30, 2000.

      Depletion of Net Profits Interests increased $5,563 (11.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to the increase in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 8.5% for the three months ended September 30, 2001 from 11.5% for the three months ended September 30, 2000. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000.

      General and administrative expenses decreased $481 (1.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of Net Profits, these expenses decreased to 5.6% for the three months ended September 30, 2001 from 8.5% for the three months ended September 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001            2000
                                                  ----------       --------
      Net Profits                                 $1,807,266       $968,966
      Barrels produced                                28,413         17,186
      Mcf produced                                   278,159        251,091
      Average price/Bbl                           $    26.29       $  28.62
      Average price/Mcf                           $     5.00       $   3.27

      As shown in the table above, total Net Profits increased $838,300 (86.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $482,000 was related to an increase in the average price of gas sold and approximately $321,000 and $89,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 11,227 barrels and 27,068 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in volumes of oil sold was primarily due to increased production on several wells due to the successful recompletion of those wells during 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of a new well during mid 2000 and (ii) increased production on another significant well due to the successful recompletion of that well during 2001. These increases were partially offset by normal declines in production. The decrease in production expenses was primarily due to workover expenses incurred on several wells during the nine months ended September 30, 2000. This decrease was partially offset by (i) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold and
      (ii) an increase in production taxes associated with the increase in Net Profits. Average oil prices decreased to $26.29 per barrel for the nine months ended September 30, 2001 from $28.62 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $5.00 per Mcf for the nine months ended September 30, 2001 from $3.27 per Mcf for the nine months ended September 30, 2000.

      Depletion of Net Profits Interests decreased $18,191 (13.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.7% for the nine months ended September 30, 2001 from 14.4% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and the increase in the average price of gas sold.

      General and administrative expenses increased $5,276 (4.5%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, these expenses decreased to 6.7% for the nine months ended September 30, 2001 from 12.0% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2001 were $14,919,945 or 118.13% of the Limited Partners' capital contributions.

      P-5 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $236,933         $404,290
      Barrels produced                               1,595            1,143
      Mcf produced                                 102,939          124,702
      Average price/Bbl                           $  25.63         $  31.93
      Average price/Mcf                           $   2.52         $   3.84

      As shown in the table above, total Net Profits decreased $167,357 (41.4%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $136,000 was related to a decrease in the average price of gas sold and approximately $84,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $48,000 related to a decrease in production expenses. Volumes of oil sold increased 452 barrels, while volumes of gas sold decreased 21,763 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to (i) positive prior period volume adjustments on two significant wells during the three months ended September 30, 2001 and (ii) the timing of oil deliveries in 2001 on two other significant wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended September 30, 2001. The decrease in production expenses was primarily due to (i) a decrease in production taxes associated with the decrease in Net Profits, (ii) workover expenses incurred on one significant well during the three months ended September 30, 2000, and (iii) negative prior period lease operating expense adjustments made by the operator on two significant wells during the three months ended September 30, 2001. Average oil and gas prices decreased to $25.63 per barrel and $2.52 per Mcf, respectively, for the three months ended September 30, 2001 from $31.93 per barrel and $3.84 per Mcf, respectively, for the three months ended September 30, 2000.

      Depletion of Net Profits Interests decreased $17,404 (43.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining gas reserves at December 31, 2000 and (ii) the decrease in volumes of gas sold. As a percentage of Net Profits, this expense decreased to 9.5% for the three months ended September 30, 2001 from 9.9% for the three months ended September 30, 2000.

      General and administrative expenses decreased $460 (1.3%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of Net Profits, these expenses increased to 14.2% for the three months ended September 30, 2001 from 8.4% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2001            2000
                                                  ----------       --------
      Net Profits                                 $1,570,832       $941,069
      Barrels produced                                 3,814          4,361
      Mcf produced                                   354,079        345,062
      Average price/Bbl                           $    26.81       $  28.89
      Average price/Mcf                           $     4.91       $   3.15

      As shown in the table above, total Net Profits increased $629,763 (66.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $622,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 547 barrels, while volumes of gas sold increased 9,017 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during 2000 and (ii) an increase in production on another significant well due to the successful workover of that well during 2000. This increase was substantially offset by normal declines in production. The decrease in production expenses was primarily due to (i) workover expenses incurred on one significant well during the nine months ended September 30, 2000, (ii) negative prior period lease operating expense adjustments made by the operator on two other significant wells during the nine months ended September 30, 2001, and (iii) positive prior period lease operating expense adjustments made by the operator on several wells during the nine months ended September 30, 2000. These decreases were significantly offset by an increase in production taxes associated with the increase in Net Profits. Average oil prices decreased to $26.81 per barrel for the nine months ended September 30, 2001 from $28.89 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.91 per Mcf for the nine months ended September 30, 2001 from $3.15 per Mcf for the nine months ended September 30, 2000.

      Depletion of Net Profits Interests decreased $37,213 (33.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2000. As a percentage of Net Profits, this expense decreased to 4.8% for the nine months ended September 30, 2001 from 12.0% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold and the dollar decrease in Depletion of Net Profits Interests.

      General and administrative expenses increased $5,909 (5.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, these expenses decreased to 7.3% for the nine months ended September 30, 2001 from 11.6% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      Cumulative cash distributions to the Limited Partners through September 30, 2001 were $10,582,759 or 89.34% of the Limited Partners' capital contributions.

      P-6 PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2001             2000
                                                  --------         --------
      Net Profits                                 $404,161         $722,132
      Barrels produced                               4,029            2,971
      Mcf produced                                 165,062          220,785
      Average price/Bbl                           $  25.52         $  27.52
      Average price/Mcf                           $   2.39         $   3.79

      As shown in the table above, total Net Profits decreased $317,971 (44.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $232,000 was related to a decrease in the average price of gas sold and approximately $211,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of approximately $104,000 related to a decrease in production expenses. Volumes of oil sold increased 1,058 barrels, while volumes of gas sold decreased 55,723 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of oil sold was primarily due to the timing of oil deliveries in 2001 on several wells in one field. The decrease in volumes of gas sold was primarily due to (i) the P-6 Partnership receiving a reduced percentage of sales on one significant well during the three months ended September 30, 2001 due to gas balancing, (ii) positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 2000, and (iii) normal declines in production. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced for the P-6 Partnership. The decrease in production expenses was primarily due to (i) a decrease in production taxes associated with the decrease in Net Profits, (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) negative prior period lease operating expense adjustments on two significant wells during the three months ended September 30, 2001. Average oil and gas prices decreased to $25.52 per barrel and $2.39 per Mcf, respectively, for the three months ended September 30, 2001 from $27.52 per barrel and $3.79 per Mcf, respectively, for the three months ended September 30, 2000.

      Depletion of Net Profits Interests decreased $32,146 (40.6%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease was primarily due to (i) the decrease in volumes of gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000. As a percentage of Net Profits, this expense increased to 11.6% for the three months ended September 30, 2001 from 11.0% for the three months ended September 30, 2000.

      General and administrative expenses decreased $617 (1.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of Net Profits, these expenses increased to 10.0% for the three months ended September 30, 2001 from 5.7% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in Net Profits.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                     2001           2000
                                                  ----------     ----------
      Net Profits                                 $2,172,897     $1,689,429
      Barrels produced                                 9,873         10,647
      Mcf produced                                   524,265        609,532
      Average price/Bbl                           $    26.66     $    27.74
      Average price/Mcf                           $     4.52     $     3.16

      As shown in the table above, total Net Profits increased $483,468 (28.6%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $711,000 was related to an increase in the average price of gas sold and approximately $74,000 was related to a decrease in production expenses. These increases were partially offset by a decrease of approximately $270,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 774 barrels and 85,267 Mcf, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in volumes of gas sold was primarily due to (i) the P-6 Partnership receiving a reduced percentage of sales on one significant well during the nine months ended September 30, 2001 due to gas balancing and (ii) normal declines in production. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced for the P-6 Partnership. Average oil prices decreased to $26.66 per barrel for the nine months ended September 30, 2001 from $27.74 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.52 per Mcf for the nine months ended September 30, 2001 from $3.16 per Mcf for the nine months ended September 30, 2000.

      Depletion of Net Profits Interests decreased $78,446 (35.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2000 and (ii) the decreases in volumes of oil and gas sold. As a percentage of Net Profits, this expense decreased to 6.7% for the nine months ended September 30, 2001 from 13.2% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the dollar decrease in Depletion of Net Profits Interests and the increase in the average price of gas sold.

      General and administrative expenses increased $3,959 (3.0%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of Net Profits, these expenses decreased to 6.2% for the nine months ended September 30, 2001 from 7.8% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in Net Profits.

      The P-6 Partnership achieved payout during the nine months ended September 30, 2001. After payout, operations and revenues for the P-6 Partnership have been and will be allocated using after payout percentages. After payout percentages allocate operating income and expenses 10% to the General Partner and 90% to the Limited Partners. Before payout, operating income and expenses were allocated 5% to the General Partner and 95% to the Limited Partners. See the P-6 Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 for a further discussion of pre and post payout allocations of income and expense.

      Cumulative cash distributions to the Limited Partners through September 30, 2001 were $14,773,248 or 103.28% of the Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Accounting Officer of Geodyne.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1
                                LIMITED PARTNERSHIP
                              GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-2
                                LIMITED PARTNERSHIP
                              GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                LIMITED PARTNERSHIP P-3
                              GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                LIMITED PARTNERSHIP P-4
                              GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                LIMITED PARTNERSHIP P-5
                              GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                LIMITED PARTNERSHIP P-6

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 14, 2001            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2001            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer