Form 10-Q
period 2007-06-30
GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PTNSHIP P-4; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME P-1 LTD PTNSHIP; GEODYNE INSTITUTIONAL PENSION ENERGY INC LTD PARTNERSHIP P-3; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LP P-5; GEODYNE INSTITUTIONAL PENSION ENERGY INCOME LTD PART P-6
filed 2007-08-20
CIK 860744, 850427, 854066, 863832, 869801

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File Number:

      P-1:  0-17800           P-4:  0-18308           P-6:  0-18937
      P-3:  0-18306           P-5:  0-18637

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-3 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-4 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-5
       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME LIMITED PARTNERSHIP P-6
      ---------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                                                P-1 73-1330245
                                                P-3 73-1336573
                P-1: Texas                      P-4 73-1341929
             P-3 through P-6:                   P-5 73-1353774
                Oklahoma                        P-6 73-1357375
      ----------------------------    -------------------------------
      (State or other jurisdiction    (I.R.S. Employer Identification
          of incorporation or                        No.)
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

                              Large accelerated filer
                  --------

                              Accelerated filer
                  --------

                      X       Non-accelerated filer
                  --------


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                        Yes                     No     X
                            ------                    ------

The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                          PART I. FINANCIAL INFORMATION


       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
         COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)


                                                                 JUNE 30,
                                                                   2007
                                                                ----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $7,703,281
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $1,002,370
   Limited Partners, issued and
      outstanding, 108,074 units                                 6,700,911
                                                                ----------
        Total Partners' capital                                 $7,703,281
                                                                ==========
































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSIP P-1
           COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO JUNE 30,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                      $1,714,666
   Adjust assets to fair value, net of
      estimated selling costs                                     5,975,259
   Partners' distributions from February 5, 2007
      to March 31, 2007                                         (   576,274)
   Revenues from February 5, 2007 to March 31, 2007                 235,289
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                        (    55,674)
                                                                 ----------
Net assets of partnership in liquidation
   at March 31, 2007                                             $7,293,266

   Change in fair value of assets, net of
      estimated selling costs                                       686,114
   Partners' distributions from April 1, 2007
      to June 30, 2007                                          (   601,577)
   Revenues from April 1, 2007 to June 30, 2007                     367,571
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                          (    42,093)
                                                                 ----------
Net assets of partnership in liquidation
   at June 30, 2007                                              $7,703,281
                                                                 ==========


















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                     ASSETS


                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  496,665
   Accounts receivable:
      Net Profits                                                   54,786
   Assets held for sale (Note 3)                                   311,549
                                                                ----------
        Total current assets                                    $  863,000

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                                   327,000
                                                                ----------
                                                                $1,190,000
                                                                ==========

                           PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   19,475)
   Limited Partners, issued and
      outstanding, 108,074 units                                 1,209,475
                                                                ----------
        Total Partners' capital                                 $1,190,000
                                                                ----------
                                                                $1,190,000
                                                                ==========














         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                                  2006
                                                              ------------

REVENUES:
   Net Profits                                                   $164,493
   Interest income                                                  4,562
                                                                 --------
                                                                 $169,055

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                                  $ 10,461
   General and administrative
      (Note 2)                                                     30,705
                                                                 --------
                                                                 $ 41,166
                                                                 --------

INCOME FROM CONTINUING OPERATIONS                                $127,889

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                    364,403
                                                                 --------
NET INCOME                                                       $492,292
                                                                 ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                 $ 13,274
   Net income from discontinued
      operations                                                   37,172
                                                                 --------
   NET INCOME                                                    $ 50,446
                                                                 ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                 $114,615
   Net income from discontinued
      operations                                                  327,231
                                                                 --------
   NET INCOME                                                    $441,846
                                                                 ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                           $   1.06
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               3.03
                                                                 --------
NET INCOME PER UNIT                                              $   4.09
                                                                 ========

UNITS OUTSTANDING                                                 108,074




































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

           GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                            PERIOD FROM        SIX MONTHS
                                           JANUARY 1, TO         ENDED
                                            FEBRUARY 4,         JUNE 30,
                                               2007               2006
                                           -------------       -----------

REVENUES:
   Net Profits                                 $ 43,565          $351,039
   Interest income                                  787             8,993
   Gain on sale of Net Profits
      Interests                                     139                 -
                                               --------          --------
                                               $ 44,491          $360,032

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $  2,644          $ 25,402
   General and administrative
      (Note 2)                                   12,149            84,697
                                               --------          --------
                                               $ 14,793          $110,099
                                               --------          --------

INCOME FROM CONTINUING OPERATIONS              $ 29,698          $249,933

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                   65,187           682,726
   Gain on disposal of discontinued
      operations                                442,792                 -
                                               --------          --------
NET INCOME                                     $537,677          $932,659
                                               ========          ========
GENERAL PARTNER:
   Net income from continuing
      operations                               $  3,129          $ 26,380
   Net income from discontinued
      operations                                 50,825            69,846
                                               --------          --------
   NET INCOME                                  $ 53,954          $ 96,226
                                               ========          ========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $ 26,569          $223,553
   Net income from discontinued
      operations                                457,154           612,880
                                               --------          --------
   NET INCOME                                  $483,723          $836,433
                                               ========          ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $   0.25          $   2.07
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                             4.23              5.67
                                               --------          --------
NET INCOME PER UNIT                            $   4.48          $   7.74
                                               ========          ========

UNITS OUTSTANDING                               108,074           108,074





































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-1
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                               PERIOD FROM       SIX MONTHS
                                              JANUARY 1, TO        ENDED
                                               FEBRUARY 4,        JUNE 30,
                                                  2007             2006
                                              -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $537,677        $  932,659
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                   2,948            42,888
      Gain on sale of Net Profits
        Interests                               (     139)                -
      Gain on disposal of discontinued
        operations                              ( 442,792)                -
      Settlement of asset retirement
        obligation                                      -       (       228)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                    46,089           142,355
                                                 --------        ----------
Net cash provided by operating
   activities                                    $143,783        $1,117,674
                                                 --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  4,252)      ($   21,405)
                                                 --------        ----------
Net cash used by investing
   activities                                   ($  4,252)      ($   21,405)
                                                 --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($ 13,011)      ($1,033,958)
                                                 --------        ----------
Net cash used by financing
   activities                                   ($ 13,011)      ($1,033,958)
                                                 --------        ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $126,520        $   62,311

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            496,665           595,286
                                                 --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $623,185        $  657,597
                                                 ========        ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-3 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-3
         COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)


                                                                JUNE 30,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $11,579,074
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 1,010,979
   Limited Partners, issued and
      outstanding, 169,637 units                                10,568,095
                                                               -----------
        Total Partners' capital                                $11,579,074
                                                               ===========



































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-3 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSIP P-3
           COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO JUNE 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 2,577,934
   Adjust assets to fair value, net of
      estimated selling costs                                     9,020,058
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    902,711)
   Revenues from February 5, 2007 to March 31, 2007                 344,716
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (     68,728)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $10,971,269

   Change in fair value of assets, net of
      estimated selling costs                                       927,275
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (    810,567)
   Revenues from April 1, 2007 to June 30, 2007                     553,003
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (     61,906)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $11,579,074
                                                                ===========



















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-3 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-3
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                     ASSETS


                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  852,351
   Accounts receivable:
      Net Profits                                                   86,855
   Assets held for sale (Note 3)                                   404,587
                                                                ----------
        Total current assets                                    $1,343,793

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                                   556,629
                                                                ----------
                                                                $1,900,422
                                                                ==========

                                PARTNERS' CAPITAL

PARTNERS' CAPITAL:
   General Partner                                              $   15,052
   Limited Partners, issued and
      outstanding, 169,637 units                                 1,885,370
                                                                ----------
        Total Partners' capital                                 $1,900,422
                                                                ----------
                                                                $1,900,422
                                                                ==========
















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-3 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                                  2006
                                                              ------------

REVENUES:
   Net Profits                                                   $276,334
   Interest income                                                  6,878
                                                                 --------
                                                                 $283,212

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                                  $ 15,647
   General and administrative
      (Note 2)                                                     47,527
                                                                 --------
                                                                 $ 63,174
                                                                 --------

INCOME FROM CONTINUING OPERATIONS                                $220,038

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                    468,003
                                                                 --------
NET INCOME                                                       $688,041
                                                                 ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                 $ 22,725
   Net income from discontinued
      operations                                                   47,750
                                                                 --------
   NET INCOME                                                    $ 70,475
                                                                 ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                 $197,313
   Net income from discontinued
      operations                                                  420,253
                                                                 --------
   NET INCOME                                                    $617,566
                                                                 ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                           $   1.16
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               2.48
                                                                 --------
NET INCOME PER UNIT                                              $   3.64
                                                                 ========

UNITS OUTSTANDING                                                 169,637



































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-3 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                            PERIOD FROM        SIX MONTHS
                                           JANUARY 1, TO         ENDED
                                            FEBRUARY 4,         JUNE 30,
                                               2007               2006
                                           -------------       -----------

REVENUES:
   Net Profits                                 $ 74,689        $  594,181
   Interest income                                1,315            13,544
   Gain on sale of Net Profits
      Interests                                     175                 -
                                               --------        ----------
                                               $ 76,179        $  607,725

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $  4,529        $   36,210
   General and administrative
      (Note 2)                                   17,860           118,655
                                               --------        ----------
                                               $ 22,389        $  154,865
                                               --------        ----------

INCOME FROM CONTINUING OPERATIONS              $ 53,790        $  452,860

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                   85,123           875,138
   Gain on disposal of discontinued
      operations                                556,720                 -
                                               --------        ----------
NET INCOME                                     $695,633        $1,327,998
                                               ========        ==========
GENERAL PARTNER:
   Net income from continuing
      operations                               $  5,655        $   47,191
   Net income from discontinued
      operations                                 64,216            89,551
                                               --------        ----------
   NET INCOME                                  $ 69,871        $  136,742
                                               ========        ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $ 48,135        $  405,669
   Net income from discontinued
      operations                                577,627           785,587
                                               --------        ----------
   NET INCOME                                  $625,762        $1,191,256
                                               ========        ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $   0.28        $     2.39
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                             3.41              4.63
                                               --------        ----------
NET INCOME PER UNIT                            $   3.69        $     7.02
                                               ========        ==========

UNITS OUTSTANDING                               169,637           169,637



































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-3 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-3
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                               PERIOD FROM       SIX MONTHS
                                              JANUARY 1, TO        ENDED
                                               FEBRUARY 4,        JUNE 30,
                                                  2007              2006
                                              -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $  695,633        $1,327,998
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                   4,884            58,841
      Gain on sale of Net Profits
        Interests                             (       175)                -
      Gain on sale of discontinued
        operations                            (   556,720)                -
      Settlement of asset retirement
        obligations                                     -       (       285)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                    59,024           216,510
                                               ----------        ----------
Net cash provided by operating
   activities                                  $  202,646        $1,603,064
                                               ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    5,340)      ($   28,027)
                                               ----------        ----------
Net cash used by investing
   activities                                 ($    5,340)      ($   28,027)
                                               ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($   18,121)      ($1,529,041)
                                               ----------        ----------
Net cash used by financing
   activities                                 ($   18,121)      ($1,529,041)
                                               ----------        ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $  179,185        $   45,996

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            852,351           885,655
                                               ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $1,031,536        $  931,651
                                               ==========        ==========


         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-4 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-4
         COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)


                                                                 JUNE 30,
                                                                   2007
                                                                ----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $6,092,502
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $  567,804
   Limited Partners, issued and
      outstanding, 126,306 units                                 5,524,698
                                                                ----------
        Total Partners' capital                                 $6,092,502
                                                                ==========



































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-4 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSIP P-4
           COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO JUNE 30,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                      $1,249,484
   Adjust assets to fair value, net of
      estimated selling costs                                     4,826,220
   Partners' distributions from February 5, 2007
      to March 31, 2007                                         (   578,019)
   Revenues from February 5, 2007 to March 31, 2007                 265,540
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                        (    56,480)
                                                                 ----------
Net assets of partnership in liquidation
   at March 31, 2007                                             $5,706,745

   Change in fair value of assets, net of
      estimated selling costs                                       304,005
   Partners' distributions from April 1, 2007
      to June 30, 2007                                          (   278,504)
   Revenues from April 1, 2007 to June 30, 2007                     406,220
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                          (    45,964)
                                                                 ----------
Net assets of partnership in liquidation
   at June 30, 2007                                              $6,092,502
                                                                 ==========




















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-4 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-4
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                     ASSETS


                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  697,647
   Accounts receivable:
      Net Profits                                                  154,779
   Assets held for sale (Note 3)                                    12,789
                                                                ----------
        Total current assets                                    $  865,215

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                                   303,374
                                                                ----------
                                                                $1,168,589
                                                                ==========

                           PARTNERS' CAPITAL (DEFICIT)

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   45,401)
   Limited Partners, issued and
      outstanding, 126,306 units                                 1,213,990
                                                                ----------
        Total Partners' capital                                 $1,168,589
                                                                ----------
                                                                $1,168,589
                                                                ==========

















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-4 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                                  2006
                                                              ------------

REVENUES:
   Net Profits                                                   $389,848
   Interest income                                                  4,304
                                                                 --------
                                                                 $394,152

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                                  $ 26,116
   General and administrative
      (Note 2)                                                     35,653
                                                                 --------
                                                                 $ 61,769
                                                                 --------

INCOME FROM CONTINUING OPERATIONS                                $332,383

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                     15,593
                                                                 --------
NET INCOME                                                       $347,976
                                                                 ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                 $ 35,158
   Net income from discontinued
      operations                                                    1,609
                                                                 --------
   NET INCOME                                                    $ 36,767
                                                                 ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                 $297,225
   Net income from discontinued
      operations                                                   13,984
                                                                 --------
   NET INCOME                                                    $311,209
                                                                 ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                           $   2.36
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               0.11
                                                                 --------
NET INCOME PER UNIT                                              $   2.47
                                                                 ========

UNITS OUTSTANDING                                                 126,306



































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-4 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                            PERIOD FROM        SIX MONTHS
                                           JANUARY 1, TO         ENDED
                                            FEBRUARY 4,         JUNE 30,
                                               2007               2006
                                           -------------       -----------

REVENUES:
   Net Profits                                 $102,646          $813,553
   Interest income                                1,333             8,789
                                               --------          --------
                                               $103,979          $822,342

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $  2,504          $ 39,045
   General and administrative
      (Note 2)                                   13,840            94,719
                                               --------          --------
                                               $ 16,344          $133,764
                                               --------          --------

INCOME FROM CONTINUING OPERATIONS              $ 87,635          $688,578

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                    2,076            28,369
                                               --------          --------
NET INCOME                                     $ 89,711          $716,947
                                               ========          ========
GENERAL PARTNER:
   Net income from continuing
      operations                               $  8,856          $ 71,493
   Net income from discontinued
      operations                                    208             2,919
                                               --------          --------
   NET INCOME                                  $  9,064          $ 74,412
                                               ========          ========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $ 78,779          $617,085
   Net income from discontinued
      operations                                  1,868            25,450
                                               --------          --------
   NET INCOME                                  $ 80,647          $642,535
                                               ========          ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $   0.62          $   4.89
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                             0.01              0.20
                                               --------          --------
NET INCOME PER UNIT                            $   0.63          $   5.09
                                               ========          ========

UNITS OUTSTANDING                               126,306           126,306




































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-4 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-4
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM        SIX MONTHS
                                              JANUARY 1, TO        ENDED
                                              FEBRUARY 4,         JUNE 30,
                                                  2007              2006
                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $ 89,711          $716,947
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                   2,513            39,962
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                    13,996           134,722
                                                 --------          --------
Net cash provided by operating
   activities                                    $106,220          $891,631
                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          $      -         ($  6,246)
   Proceeds from sale of oil and
      gas properties                                   42                 -
                                                 --------          --------
Net cash provided (used) by investing
   activities                                    $     42         ($  6,246)
                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  8,816)        ($997,471)
                                                 --------          --------
Net cash used by financing
   activities                                   ($  8,816)        ($997,471)
                                                 --------          --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $ 97,446         ($112,086)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            697,647           599,645
                                                 --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $795,093          $487,559
                                                 ========          ========




         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-5 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-5
         COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)


                                                                 JUNE 30,
                                                                   2007
                                                                ----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $8,138,452
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $  728,693
   Limited Partners, issued and
      outstanding, 118,449 units                                 7,409,759
                                                                ----------
        Total Partners' capital                                 $8,138,452
                                                                ==========



































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-5 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSIP P-5
           COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO JUNE 30,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                      $1,576,511
   Adjust assets to fair value, net of
      estimated selling costs                                     6,308,496
   Partners' distributions from February 5, 2007
      to March 31, 2007                                         (   423,772)
   Revenues from February 5, 2007 to March 31, 2007                 318,939
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                        (    50,408)
                                                                 ----------
Net assets of partnership in liquidation
   at March 31, 2007                                             $7,729,766

   Change in fair value of assets, net of
      estimated selling costs                                       340,715
   Partners' distributions from April 1, 2007
      to June 30, 2007                                          (   391,191)
   Revenues from April 1, 2007 to June 30, 2007                     502,792
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                          (    43,630)
                                                                 ----------
Net assets of partnership in liquidation
   at June 30, 2007                                              $8,138,452
                                                                 ==========




















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-5 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-5
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                     ASSETS


                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  546,848
   Accounts receivables:
      Net Profits                                                  205,280
   Assets held for sale (Note 3)                                     8,219
                                                                ----------
        Total current assets                                    $  760,347

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                                   701,700
                                                                ----------
                                                                $1,462,047
                                                                ==========

                           PARTNERS' CAPITAL (DEFICIT)


PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   24,852)
   Limited Partners, issued and
      outstanding, 118,449 units                                 1,486,899
                                                                ----------
        Total Partners' capital                                 $1,462,047
                                                                ----------
                                                                $1,462,047
                                                                ==========















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-5 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                                  2006
                                                              ------------

REVENUES:
   Net Profits                                                   $358,314
   Interest income                                                  3,636
                                                                 --------
                                                                 $361,950

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                                  $ 28,234
   General and administrative
      (Note 2)                                                     33,499
                                                                 --------
                                                                 $ 61,733
                                                                 --------

INCOME FROM CONTINUING OPERATIONS                                $300,217

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                      9,788
                                                                 --------
NET INCOME                                                       $310,005
                                                                 ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                 $ 32,199
   Net income from discontinued
      operations                                                      999
                                                                 --------
   NET INCOME                                                    $ 33,198
                                                                 ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                 $268,018
   Net income from discontinued
      operations                                                    8,789
                                                                 --------
   NET INCOME                                                    $276,807
                                                                 ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                           $   2.26
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               0.07
                                                                 --------
NET INCOME PER UNIT                                              $   2.33
                                                                 ========

UNITS OUTSTANDING                                                 118,449




































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-5 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                            PERIOD FROM        SIX MONTHS
                                           JANUARY 1, TO         ENDED
                                            FEBRUARY 4,         JUNE 30,
                                               2007               2006
                                           -------------       -----------

REVENUES:
   Net Profits                                 $143,654          $850,648
   Interest income                                1,521             7,149
                                               --------          --------
                                               $145,175          $857,797

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $  8,542          $ 52,312
   General and administrative
      (Note 2)                                   13,111            90,379
                                               --------          --------
                                               $ 21,653          $142,691
                                               --------          --------

INCOME FROM CONTINUING OPERATIONS              $123,522          $715,106

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                    1,539            17,615
                                               --------          --------
NET INCOME                                     $125,061          $732,721
                                               ========          ========
GENERAL PARTNER:
   Net income from continuing
      operations                               $ 12,969          $ 75,504
   Net income from discontinued
      operations                                    154             1,901
                                               --------          --------
   NET INCOME                                  $ 13,123          $ 77,405
                                               ========          ========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $110,553          $639,602
   Net income from discontinued
      operations                                  1,385            15,714
                                               --------          --------
   NET INCOME                                  $111,938          $655,316
                                               ========          ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $   0.93          $   5.40
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                             0.01              0.13
                                               --------          --------
NET INCOME PER UNIT                            $   0.94          $   5.53
                                               ========          ========

UNITS OUTSTANDING                               118,449           118,449




































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-5 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-5
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                               PERIOD FROM       SIX MONTHS
                                              JANUARY 1, TO        ENDED
                                               FEBRUARY 4,        JUNE 30,
                                                  2007              2006
                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $125,061          $732,721
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                   8,542            53,857
      Settlement of asset retirement
        obligation                                      -         (      91)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                 (   4,077)           51,892
                                                 --------          --------
Net cash provided by operating
   activities                                    $129,526          $838,379
                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  1,882)        ($211,020)
                                                 --------          --------
Net cash used by investing
   activities                                   ($  1,882)        ($211,020)
                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($ 10,597)        ($677,496)
                                                 --------          --------
Net cash used by financing
   activities                                   ($ 10,597)        ($677,496)
                                                 --------          --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          $117,047         ($ 50,137)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            546,848           479,513
                                                 --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $663,895          $429,376
                                                 ========          ========




         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

      GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-6 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-6
         COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)


                                                                 JUNE 30,
                                                                   2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $12,207,041
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 1,106,855
   Limited Partners, issued and
      outstanding, 143,041 units                                11,100,186
                                                               -----------
        Total Partners' capital                                $12,207,041
                                                               ===========



































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-6 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSIP P-6
           COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO JUNE 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 1,994,310
   Adjust assets to fair value, net of
      estimated selling costs                                     9,523,231
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    487,148)
   Revenues from February 5, 2007 to March 31, 2007                 360,045
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (     57,451)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $11,332,987

   Change in fair value of assets, net of
      estimated selling costs                                       966,502
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (    510,499)
   Revenues from April 1, 2007 to June 30, 2007                     472,371
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (     54,320)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $12,207,041
                                                                ===========




















         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-6 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-6
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                     ASSETS


                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  661,731
   Accounts receivable:
      Net Profits Interests                                          6,110
                                                                ----------
        Total current assets                                    $  667,841

NET PROFITS INTERESTS, net, utilizing
   the successful efforts method                                 1,196,173
                                                                ----------
                                                                $1,864,014
                                                                ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Liabilities of assets held
      for sale (Note 3)                                         $   25,179
                                                                ----------
        Total current liabilities                               $   25,179

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   34,262)
   Limited Partners, issued and
      outstanding, 143,041 units                                 1,873,097
                                                                ----------
        Total Partners' capital                                 $1,838,835
                                                                ----------
                                                                $1,864,014
                                                                ==========












         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-6 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                                  2006
                                                              ------------

REVENUES:
   Net Profits                                                   $618,559
   Interest income                                                  5,436
                                                                 --------
                                                                 $623,995

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                                  $ 27,378
   General and administrative
      (Note 2)                                                     40,238
                                                                 --------
                                                                 $ 67,616
                                                                 --------

INCOME FROM CONTINUING OPERATIONS                                $556,379

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                     88,542
                                                                 --------
NET INCOME                                                       $644,921
                                                                 ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                 $ 57,558
   Net income from discontinued
      operations                                                    8,470
                                                                 --------
   NET INCOME                                                    $ 66,028
                                                                 ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                 $498,821
   Net income from discontinued
      operations                                                   80,072
                                                                 --------
   NET INCOME                                                    $578,893
                                                                 ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                           $   3.49
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               0.56
                                                                 --------
NET INCOME PER UNIT                                              $   4.05
                                                                 ========

UNITS OUTSTANDING                                                 143,041




































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-6 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                            PERIOD FROM        SIX MONTHS
                                           JANUARY 1, TO         ENDED
                                            FEBRUARY 4,         JUNE 30,
                                               2007               2006
                                           -------------       -----------

REVENUES:
   Net Profits                                 $191,836        $1,275,521
   Interest income                                1,632            10,823
                                               --------        ----------
                                               $193,468        $1,286,344

COSTS AND EXPENSES:
   Depletion of Net Profits
      Interests                                $ 12,860        $   81,090
   General and administrative
      (Note 2)                                   15,392           103,961
                                               --------        ----------
                                               $ 28,252        $  185,051
                                               --------        ----------

INCOME FROM CONTINUING OPERATIONS              $165,216        $1,101,293

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                    5,932            93,753
                                               --------        ----------
NET INCOME                                     $171,148        $1,195,046
                                               ========        ==========
GENERAL PARTNER:
   Net income from continuing
      operations                               $ 17,516        $  116,345
   Net income from discontinued
      operations                                    603            10,350
                                               --------        ----------
   NET INCOME                                  $ 18,119        $  126,695
                                               ========        ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $147,700        $  984,948
   Net income from discontinued
      operations                                  5,329            83,403
                                               --------        ----------
   NET INCOME                                  $153,029        $1,068,351
                                               ========        ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $   1.03        $     6.89
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                             0.04              0.58
                                               --------        ----------
NET INCOME PER UNIT                            $   1.07        $     7.47
                                               ========        ==========

UNITS OUTSTANDING                               143,041           143,041


































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

       GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-6 LIMITED PARTNERSHIP
                           GEODYNE NPI PARTNERSHIP P-6
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                               PERIOD FROM       SIX MONTHS
                                              JANUARY 1, TO        ENDED
                                               FEBRUARY 4,        JUNE 30,
                                                  2007              2006
                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $171,148        $1,195,046
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depletion of Net Profits
        Interests                                  12,969            91,925
      Settlement of asset retirement
        obligation                                      -       (     2,312)
      Net change in accounts receivable/
        accounts payable - Net
        Profits                                 (   7,883)          138,421
                                                 --------        ----------
Net cash provided by operating
   activities                                    $176,234        $1,423,080
                                                 --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  2,534)      ($  336,882)
                                                 --------        ----------
Net cash used by investing
   activities                                   ($  2,534)      ($  336,882)
                                                 --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($ 15,673)      ($1,156,250)
                                                 --------        ----------
Net cash used by financing
   activities                                   ($ 15,673)      ($1,156,250)
                                                 --------        ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $158,027       ($   70,052)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            661,731           770,659
                                                 --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $819,758        $  700,607
                                                 ========        ==========




         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                      GEODYNE INSTITUTIONAL/PENSION PROGRAM
         CONDENSED NOTES TO THE COMBINED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

      These unaudited financial statements reflect the combined accounts of each Geodyne Institutional/Pension Energy Income Limited Partnership and the related Geodyne NPI Partnership after the elimination of all inter-partnership transactions and balances. Each limited partnership is a general partner in the related Geodyne Institutional/Pension Energy Income Limited Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related NPI partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships (Geodyne Resources, Inc.) and the managing partner of the NPI partnerships, collectively. These unaudited combined financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and six months ended June 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of June 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses, which may change if a Partnership's distributions from the commencement of the property investment period reach a yearly average equal to at least 12% of the limited partners subscriptions.

      As used in these unaudited financial statements, the Partnerships' net profits and royalty interests in oil and gas sales are referred to as "Net Profits" and the Partnerships' net profits and royalty interests in oil and gas properties are referred to as "Net Profits Interests". The working interests from which the Partnerships' Net Profits Interests are carved out are referred to as "Working Interests".

      The value of net assets in liquidation of the Partnerships is substantially dependent on prices of crude oil, natural gas, and natural gas liquids. Declines in commodity prices will adversely affect the amount of cash that will be received from the sale of the Partnerships' Net Profits Interests in liquidation, and thus ultimately affect the amount of cash that will be available for distribution to the partners.

      The following table presents the estimated change in fair value of the net assets of Partnership in liquidation presuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation at June 30, 2007.

                            General          Limited
      Partnership           Partner          Partners           Total
      -----------          ---------        ----------        ----------
         P-1               $129,000         $  733,000        $  862,000
         P-3                133,000          1,201,000         1,334,000
         P-4                 74,000            665,000           739,000
         P-5                101,000            905,000         1,006,000
         P-6                170,000          1,532,000         1,702,000


      ACCOUNTING POLICIES
      -------------------

      The Combined Unaudited Statements of Net Assets of Partnership in Liquidation as of June 30, 2007, Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation as of June 30, 2007, Combined Unaudited Statements of Operations for the period from January 1, 2007 to February 4, 2007 and the three and six months ended June 30, 2006, and Combined Unaudited Statements of Cash Flows for the period from January 1, 2007 to February 4, 2007 and the six months ended June 30, 2006 have been prepared by the General Partner. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined fair value of net assets of Partnership in liquidation at June 30, 2007, the combined unaudited results of operations for the period from January

      1, 2007 to February 4, 2007 and the three and six months ended June 30, 2006, the combined unaudited results of changes in net assets of Partnership in liquidation from February 5, 2007 to June 30, 2007, and the combined unaudited cash flows for the period from January 1, 2007 to February 4, 2007 and the six months ended June 30, 2006.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2006. The results of operations for the period ending February 4, 2007 and the changes in fair value of net assets of Partnership in liquidation for the period ending June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      STATEMENTS OF CASH FLOWS
      ------------------------

      Cash flows from operating, investing and financing activities presented in the Combined Unaudited Statements of Cash Flows include cash flows attributable to discontinued operations and assets held for sale for all periods presented.


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its fair value of net assets of Partnership in liquidation and its changes in net assets of Partnership in liquidation.

      PARTNERSHIP TERMINATION
      -----------------------

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. The reader should refer to
      Note 4 - Partnership Termination to the combined unaudited financial statements for additional information regarding this matter.


      RECLASSIFICATION
      ----------------

      Certain prior year balances were reclassified to conform with current year presentation.


      NET PROFITS INTERESTS
      ---------------------

      Before  implementation  of  the  liquidation  basis  of  accounting,   the
      Partnerships followed the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalized all acquisition costs. Property acquisition costs included costs incurred by the Partnerships or the General Partner to acquire a Net Profits Interest or other non-operating interest in producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of Net Profits Interests acquired by the General Partner was adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties were held by the General Partner prior to their transfer to the Partnerships.

      Depletion of the cost of Net Profits Interests was computed on the unit-of-production method through February 4, 2007. The Partnerships' calculation of depletion of its Net Profits Interests included estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property were retired or sold, the asset cost and related accumulated depreciation were eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting and no longer calculate deprecation, depletion, and amortization.

      The Partnerships do not directly bear capital costs. However, the Partnerships indirectly bear certain capital costs incurred by the owners of the Working Interests to the extent such capital costs are charged against the applicable oil and gas revenues in calculating the Net Profits payable to the Partnerships. For financial reporting purposes only, such capital costs are reported as capital expenditures in the Partnerships' Combined Unaudited Statements of Cash Flows.


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Cash flows will not be affected until wells are actually plugged and abandoned. The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. The general and administrative expenses are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter. During the three months ended June

      30, 2007, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $12,340                   $28,440
               P-3                   15,171                    44,640
               P-4                   11,054                    33,240
               P-5                   10,703                    31,170
               P-6                   11,831                    37,641

      During the six months ended June 30, 2007, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               P-1                  $50,856                   $56,880
               P-3                   55,712                    89,280
               P-4                   47,008                    66,480
               P-5                   41,869                    62,340
               P-6                   43,783                    75,282

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The following approximate dollar amounts of compensation were paid by the Partnerships to the affiliates:

                             Three Months Ended     Six Months Ended
            Partnership         June 30, 2007        June 30, 2007
            -----------      -------------------  -------------------
               P-1                $ 2,000                $ 4,000
               P-3                  8,000                 15,000
               P-4                  2,000                  4,000
               P-5                 10,000                 20,000
               P-6                 33,000                 65,000


3.    DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. These properties were classified as assets held for sale. On February 1, 2007 the P-1 and P-3 Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $441,000 and $556,000, respectively (net of fees). The sale resulted in a gain on disposal of discontinued operations of approximately $443,000 and $557,000 for the P-1 and P-3 Partnerships, respectively.

      The properties sold in the February 2007 auction and remaining properties classified as assets held for sale represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results for the period of January 1, 2007 through February 4, 2007 for these properties were classified as discontinued operations, and prior periods were restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements for additional information regarding this matter.

      Net income from discontinued operations is as follows:

                              P-1 Partnership
                              ---------------

                                                                Three Months
                                                                   Ended
                                                                  June 30,
                                                                    2006
                                                                ------------

      Net Profits                                                 $372,536
      Accretion and depletion
         of Net Profits Interests                                (   8,133)
                                                                  --------
      Income from discontinued
         operations                                               $364,403
                                                                  ========

                                              Period from        Six Months
                                             January 1, to         Ended
                                              February 4,         June 30,
                                                 2007               2006
                                             -------------      ------------

      Net Profits                                $65,491          $700,212
      Accretion and depletion
         of Net Profits Interests               (    304)        (  17,486)
                                                 -------          --------
      Income from discontinued
         operations                              $65,187          $682,726
                                                 =======          ========

                              P-3 Partnership
                              ---------------

                                                                Three Months
                                                                   Ended
                                                                  June 30,
                                                                   2006
                                                                ------------

      Net Profits                                                 $478,551
      Accretion and depletion
         of Net Profits Interests                                (  10,548)
                                                                  --------
      Income from discontinued
         operations                                               $468,003
                                                                  ========


                                              Period from        Six Months
                                             January 1, to          Ended
                                              February 4,          June 30,
                                                 2007                2006
                                             -------------       -----------

      Net Profits                                $85,478          $897,769
      Accretion and depletion
         of Net Profits Interests               (    355)        (  22,631)
                                                 -------          --------
      Income from discontinued
         operations                              $85,123          $875,138
                                                 =======          ========

                              P-4 Partnership
                              ---------------

                                                                Three Months
                                                                   Ended
                                                                  June 30,
                                                                    2006
                                                                ------------

      Net Profits                                                 $ 16,149
      Accretion and depletion
         of Net Profits Interests                                (     556)
                                                                  --------
      Income from discontinued
         operations                                               $ 15,593
                                                                  ========


                                              Period from        Six Months
                                             January 1, to          Ended
                                              February 4,          June 30,
                                                 2007                2006
                                             -------------       -----------

      Net Profits                                $2,085           $ 29,286
      Accretion and depletion
         of Net Profits Interests               (     9)         (     917)
                                                 ------           --------
      Income from discontinued
         operations                              $2,076           $ 28,369
                                                 ======           ========



                              P-5 Partnership
                              ---------------

                                                                Three Months
                                                                   Ended
                                                                  June 30,
                                                                    2006
                                                                ------------

      Net Profits                                                 $ 10,005
      Accretion and depletion
         of Net Profits Interests                                (     217)
                                                                  --------
      Income from discontinued
         operations                                               $  9,788
                                                                  ========

                                              Period from        Six Months
                                             January 1, to          Ended
                                              February 4,          June 30,
                                                 2007               2006
                                             -------------       -----------

      Net Profits                                 $1,539          $ 19,160
      Accretion and depletion
         of Net Profits Interests                      -         (   1,545)
                                                  ------          --------
      Income from discontinued
         operations                               $1,539          $ 17,615
                                                  ======          ========


                              P-6 Partnership
                              ---------------

                                                                Three Months
                                                                   Ended
                                                                  June 30,
                                                                    2006
                                                                ------------

      Net Profits                                                 $ 84,276
      Accretion and depletion
         of Net Profits Interests                                    4,266
                                                                  --------
      Income from discontinued
         operations                                               $ 88,542
                                                                  ========


                                              Period from        Six Months
                                             January 1, to          Ended
                                              February 4,          June 30,
                                                 2007                2006
                                             -------------       -----------

      Net Profits                                 $6,041          $104,588
      Accretion and depletion
         of Net Profits Interests                (   109)        (  10,835)
                                                  ------          --------
      Income from discontinued
         operations                               $5,932          $ 93,753
                                                  ======          ========

Assets (liabilities) of the discontinued operations as of December 31, 2006 were as follows:

                                                                   P-1
                                                                Partnership
                                                                ------------

      Accounts receivable - Net Profits                          $  103,142
      Net Profits Interests                                       1,968,201
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests and valuation allowance                      ( 1,759,794)
                                                                 ----------
      Net assets held for sale                                   $  311,549
                                                                 ==========

                                                                   P-3
                                                                Partnership
                                                                ------------

      Accounts receivable - Net Profits                          $  139,365
      Net Profits Interests                                       2,489,494
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests and valuation allowance                      ( 2,224,272)
                                                                 ----------
      Net assets held for sale                                   $  404,587
                                                                 ==========

                                                                   P-4
                                                                Partnership
                                                                ------------

      Accounts receivable - Net Profits                          $    9,348
      Net Profits Interests                                          46,525
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests and valuation allowance                      (    43,084)
                                                                 ----------
      Net assets held for sale                                   $   12,789
                                                                 ==========

                                                                   P-5
                                                                Partnership
                                                                ------------

      Accounts receivable - Net Profits                          $    6,955
      Net Profits Interests                                          44,972
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests and valuation allowance                      (    43,708)
                                                                 ----------
      Net assets held for sale                                   $    8,219
                                                                 ==========

                                                                   P-6
                                                                Partnership
                                                                ------------

      Accounts payable - Net Profits                             ($ 25,179)
      Net Profits Interests                                        560,299
      Accumulated depreciation, depletion,
         and amortization of Net Profits
         Interests and valuation allowance                       ( 560,299)
                                                                  --------
      Net liabilities held for sale                              ($ 25,179)
                                                                  ========


4.    PARTNERSHIP TERMINATION
      -----------------------

      The Partnerships would have terminated on December 31, 2005 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension, thereby extending the termination date to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that (i) the Partnerships will terminate on December 31, 2007 and (ii) the General Partner will liquidate the Partnerships' assets and satisfy their liabilities as part of the winding-up process required by the Partnership Agreements and state law.

      The General Partner commenced liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

      The Partnerships will make routine cash distributions throughout the remainder of 2007. Proceeds from the sale of Partnership properties may be included in these normal cash distributions, or may be distributed to the partners by way of special cash distributions. The General Partner will analyze the level of cash held by the Partnerships throughout the liquidation process and will retain sufficient cash to cover all final expenses and liabilities of the Partnerships. After final settlement from the sale of all properties, satisfaction of Partnership expenses and liabilities, and calculation of any remaining assets and liabilities of the Partnerships, any net cash will be paid as a final liquidating distribution to all of the remaining partners in each Partnership. It is expected that the final distribution will be made no later than December 31, 2008.

      In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer as of March 9, 2007. In addition, the General Partner ceased processing transfers among third parties which were not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.


5.    SUBSEQUENT EVENT
      ----------------

      On July 11, 2007, the P-4 and P-6 Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                             Proceeds (net of Fees)
                                                  Samson
                          Independent           Resources
      Partnership         Third Parties          Company            Total
      -----------         -------------         ----------       ----------
         P-4                $1,308,000             $4,000        $1,312,000
         P-6                 3,368,000                  -         3,368,000

      The sale resulted in a gain of approximately $194,000 and $922,000 for the P-4 and the P-6 Partnerships, respectively.

      On August 8, 2007, the P-1, P-3, P-5 and P-6 Partnerships sold their interests in a number of producing properties to independent third parties, Samson Lone Star, LLC and Samson Resources Company, affiliates of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                             Proceeds (net of Fees)

                                                Affiliates
                                                  Of the
                           Independent            General
      Partnership         Third Parties           Partner           Total
      -----------         -------------         -----------      ----------
         P-1                $2,450,000            $628,000       $3,078,000
         P-3                 2,993,000             696,000        3,689,000
         P-5                    54,000             427,000          481,000
         P-6                    48,000             531,000          579,000

      The sale resulted in a gain of the following approximate dollar amounts:

      Partnership              Gain
      -----------           ----------
         P-1                $  754,000
         P-3                   909,000
         P-5                   159,000
         P-6                    96,000

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


PARTNERSHIP TERMINATION
-----------------------

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 2005. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their first two-year extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. The reader should refer to
      Note 4 - Partnership Termination to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

GENERAL
-------

      The Partnerships are engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as limited partners, having made capital contributions in the amounts and on the dates set forth below:

                                                             Limited
                                     Date of             Partner Capital
              Partnership          Activation             Contributions
              -----------       -----------------        ---------------

                  P-1           October 25, 1988           $10,807,400
                  P-3           May 10, 1989                16,963,700
                  P-4           November 21, 1989           12,630,600
                  P-5           February 27, 1990           11,844,900
                  P-6           September 5, 1990           14,304,100

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the limited partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      On February 1, 2007, the P-1 and P-3 Partnerships sold their interests in a number of producing properties to independent third parties at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                             Proceeds
            Partnership    (net of fees)
            -----------    -------------

              P-1            $441,000
              P-3             556,000

      On May 9, 2007, the P-1 and P-3 Partnerships sold their interests in a number of producing properties to independent third parties at a large public oil and gas auction which resulted in proceeds and gain of the following approximate dollar amounts:

                                    Proceeds
            Partnership           (Net of Fees)            Gain
            -----------          -------------           ---------
               P-1                  $442,000             $269,000
               P-3                   557,000              340,000

      No such material sales occurred during the six months ended June 30, 2007 for the P-4, P-5 and P-6 Partnerships. No such sales occurred during the six months ended June 30, 2006 for the P-1, P-3, P-4, P-5 and P-6 Partnerships.

      Net  proceeds  from  operations  less  necessary   operating  capital  are
      distributed to the limited partners on a quarterly basis. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2007 and the net revenue generated from future operations and property sales will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution.

      The reader should refer to the discussion above under the heading "Partnership Termination" for information regarding termination of the Partnerships as of December 31, 2007.


CRITICAL ACCOUNTING POLICIES
----------------------------

      These unaudited financial statements reflect the combined accounts of each Geodyne Institutional/Pension Energy Income Limited Partnership and the related Geodyne NPI Partnership after the elimination of all inter-partnership transactions and balances. These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and six months ended June 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31,

      2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Net Profits Interests were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of June 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the Net Profits Interests. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses, which may change if a Partnership's distributions from the commencement of the property investment period reach a yearly average equal to at least 12% of the limited partners subscriptions.

      Prior to the adoption of the liquidation basis of accounting, the Partnerships followed the successful efforts method of accounting for their Net Profits Interests. Under the successful efforts method, the Partnerships capitalized all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs included costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the Net Profits Interests acquired by the General Partner was adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties were held by the General Partner.

      Depletion of the cost of Net Profits Interests was computed on the unit-of-production method through February 4, 2007. The Partnerships' calculation of depletion of its Net Profits Interests included estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property were retired or sold, the asset cost and related accumulated depreciation were eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. On February 5, 2007, the

      Partnerships adopted the liquidation basis of accounting and no longer calculate deprecation, depletion, and amortization.

      Accounts Receivable (Accounts Payable) - Net Profits

      Revenues from a Net Profits Interest consist of a share of the oil and gas sales of the property, less operating and production expenses. The Partnerships accrue for oil and gas revenues less expenses from the Net Profits Interests. Sales of gas applicable to the Net Profits Interests are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as sales of gas exceed a Partnership's pro rata Net Profits Interest in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves attributable to the underlying property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. This liability is recorded as a reduction of accounts receivable.

      Also included in accounts receivable (payable) - Net Profits are amounts which represent costs deferred or accrued for Net Profits relating to lease operating expenses incurred in connection with the net underproduced or overproduced gas imbalance positions. The rate used in calculating the deferred charge or accrued liability is the annual average production costs per Mcf.

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. The asset retirement obligations are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in
      Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its fair value of net assets of Partnership in liquidation and its changes in net assets of Partnership in liquidation.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort is made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The net present values of the Partnerships' reserves are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

      The net present value of the Partnerships' reserves was estimated utilizing discounted cash flows based on strip pricing as of June 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment has been made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision has also been made to account for expenses that will be incurred directly related to the sale of the oil and gas properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. Recently, the sale of oil and gas properties is a significant source of net revenues. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the
      Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            *     Weather conditions and the impact of weather- related events;
            *     The availability of pipelines for transportation;
            *     Domestic and foreign government regulations and taxes;
            *     Market expectations; and
            *     The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments (either positive or negative) made by the operators of the properties;
            * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing);
            * Completion of enhanced recovery projects which increase production for the well; and
            *     Sales of properties.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.


      P-1 PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Net Profits                                              $ 43,565
      Barrels produced                                              177
      Mcf produced                                               10,774
      Average price/Bbl                                        $  49.26
      Average price/Mcf                                        $   4.85

      Income and expenses for the P-1 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and six months ended June 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,185
      Mcf produced                                               32,910
      Average price/Bbl                                        $  52.84
      Average price/Mcf                                        $   6.21


      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $232,069
      Interest income                                             3,220
                                                               --------
                                                               $235,289
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expenses                                       $    867
      General and administrative                                 54,807
                                                               --------
                                                               $ 55,674
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            1,971
      Mcf produced                                               44,912
      Average price/Bbl                                        $  60.59
      Average price/Mcf                                        $   6.33



      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $361,595
      Interest income                                             4,807
      Other income                                                1,169
                                                               --------
                                                               $367,571
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expenses                                       $  1,313
      General and administrative                                 40,780
                                                               --------
                                                               $ 42,093
                                                               ========

      P-3 PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Net Profits                                              $ 74,689
      Barrels produced                                              237
      Mcf produced                                               17,198
      Average price/Bbl                                        $  49.02
      Average price/Mcf                                        $   5.14

      Income and expenses for the P-3 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and six months ended June 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,776
      Mcf produced                                               49,886
      Average price/Bbl                                        $  52.93
      Average price/Mcf                                        $   6.40

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $339,241
      Interest income                                             5,475
                                                               --------
                                                               $344,716
                                                               ========


      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expenses                                       $  1,407
      General and administrative                                 67,321
                                                               --------
                                                               $ 68,728
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            2,837
      Mcf produced                                               69,088
      Average price/Bbl                                        $  60.64
      Average price/Mcf                                        $   6.46

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $544,433
      Interest income                                             7,097
      Other income                                                1,473
                                                               --------
                                                               $553,003
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expenses                                       $  2,095
      General and administrative                                 59,811
                                                               --------
                                                               $ 61,906
                                                               ========


      P-4 PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Net Profits                                              $102,646
      Barrels produced                                            1,173
      Mcf produced                                               11,890
      Average price/Bbl                                        $  54.94
      Average price/Mcf                                        $   5.85

      Income and expenses for the P-4 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and six months ended June 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,361
      Mcf produced                                               26,118
      Average price/Bbl                                        $  61.08
      Average price/Mcf                                        $   7.05

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $261,187
      Interest income                                             4,353
                                                               --------
                                                               $265,540
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expenses                                       $  1,126
      General and administrative                                 55,354
                                                               --------
                                                               $ 56,480
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            3,855
      Mcf produced                                               37,280
      Average price/Bbl                                        $  64.34
      Average price/Mcf                                        $   7.05


      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $402,801
      Interest income                                             3,419
                                                               --------
                                                               $406,220
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expenses                                       $  1,670
      General and administrative                                 44,294
                                                               --------
                                                               $ 45,964
                                                               ========


      P-5 PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Net Profits                                              $143,654
      Barrels produced                                              437
      Mcf produced                                               25,187
      Average price/Bbl                                        $  52.49
      Average price/Mcf                                        $   5.47

      Income and expenses for the P-5 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and six months ended June 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                              919
      Mcf produced                                               52,177
      Average price/Bbl                                        $  57.06
      Average price/Mcf                                        $   6.50

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $314,691
      Interest income                                             3,477
      Other income                                                  771
                                                               --------
                                                               $318,939
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expenses                                       $  1,183
      General and administrative                                 49,225
                                                               --------
                                                               $ 50,408
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            1,342
      Mcf produced                                               79,404
      Average price/Bbl                                        $  63.20
      Average price/Mcf                                        $   6.69


      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $497,978
      Interest income                                             4,214
      Other income                                                  600
                                                               --------
                                                               $502,792
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expenses                                       $  1,757
      General and administrative                                 41,873
                                                               --------
                                                               $ 43,630
                                                               ========

      P-6 PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Net Profits                                              $191,836
      Barrels produced                                              861
      Mcf produced                                               36,819
      Average price/Bbl                                        $  52.95
      Average price/Mcf                                        $   5.23

      Income and expenses for the P-6 Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and six months ended June 30, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            1,496
      Mcf produced                                               73,292
      Average price/Bbl                                        $  57.18
      Average price/Mcf                                        $   6.30


      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Net Profits                                              $355,777
      Interest income                                             4,003
      Other income                                                  265
                                                               --------
                                                               $360,045
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Accretion expenses                                       $  3,250
      General and administrative                                 54,201
                                                               --------
                                                               $ 57,451
                                                               ========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            2,564
      Mcf produced                                              109,659
      Average price/Bbl                                        $  57.75
      Average price/Mcf                                        $   6.58

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Net Profits                                              $466,840
      Interest income                                             5,325
      Other income                                                  206
                                                               --------
                                                               $472,371
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Accretion expenses                                       $  4,848
      General and administrative                                 49,472
                                                               --------
                                                               $ 54,320
                                                               ========

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4T.    CONTROLS AND PROCEDURES

            As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

            During the period covered by this Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      A lawsuit styled Robert W. Scott, individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burden the interests of the P-4 and P-6 Partnerships. In February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act.

      On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 25, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions. On April 20, 2007 Samson executed a formal Settlement Agreement with plaintiffs which calls for an additional royalty payment of $1,000,000. The Settlement Agreement has been preliminarily approved by the Court, but is still subject to final Court approval. A hearing for final Court approval is currently scheduled for September 10, 2007.
      Plaintiffs' counsel, subject to Court approval, has allocated the $1,000,000 among the various class members after deduction of litigation costs and attorneys' fees. Following is the P-4 and P-6 Partnerships' share of this total settlement amount:

          Partnership                       Amount
          -----------                      --------
               P-4                         $  2,594
               P-6                          197,003


      These amounts have been accrued for the period February 5 through June 30, 2007, and will be paid by these Partnerships within approximately ninety days following the Court's final approval of the Settlement Agreement.

ITEM 6.     EXHIBITS

            31.1  Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-1 Partnership.

            31.2  Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-1 Partnership.

            31.3  Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-3 Partnership.

            31.4  Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-3 Partnership.

            31.5  Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-4 Partnership.

            31.6  Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-4 Partnership.

            31.7  Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-5 Partnership.

            31.8  Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-5 Partnership.

            31.9  Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-6 Partnership.

            31.10 Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the P-6 Partnership.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-1 Partnership.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-3 Partnership.

            32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-4 Partnership.

            32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-5 Partnership.

            32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the P-6 Partnership.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME P-1
                                   LIMITED PARTNERSHIP
                                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                   LIMITED PARTNERSHIP P-3
                                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                   LIMITED PARTNERSHIP P-4
                                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                   LIMITED PARTNERSHIP P-5
                                 GEODYNE INSTITUTIONAL/PENSION ENERGY INCOME
                                   LIMITED PARTNERSHIP P-6

                                 (Registrant)

                                 BY:   GEODYNE RESOURCES, INC.
                                       General Partner


Date:  August 20, 2007           By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 20, 2007           By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-1 Limited Partnership.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-3 Limited Partnership.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-3 Limited Partnership.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-4 Limited Partnership.

31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-4 Limited Partnership.

31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-5 Limited Partnership.

31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-5 Limited Partnership.

31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-6 Limited Partnership.

31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Institutional/Pension Energy Income P-6 Limited Partnership.

32.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income P-1 Limited Partnership.

32.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income Limited Partnership P-3.

32.3  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income Limited Partnership P-4.

32.4  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income Limited Partnership P-5.

32.5  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section   906  of  the   Sarbanes-Oxley   Act  of  2002  for  the  Geodyne
      Institutional/Pension Energy Income Limited Partnership P-6.